Form 10QSB
period 2007-07-31
Iberian Group Inc.
filed 2007-10-24
CIK 1406279

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52726

THE IBERIAN GROUP INC.
(Exact name of registrant as specified in its charter)

DELAWARE	NONE
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10 - 1917 West 4th Avenue
Vancouver, British Columbia
Canada V6J 1M7
(Address of principal executive offices)

(604) 947-6946
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

The registrant is a Shell corporation. YES [   ]     NO [X]

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

The Iberian Group Inc.
(A Development Stage Company)

July 31, 2007

The Iberian Group Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)
	July 31,	October 31,
	2007	2006
	$	$
	(unaudited)

ASSETS

Cash	42,113	259
Prepaid expenses (Note 4)	10,000	-

Total Assets	52,113	259

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	5,422	552
Accrued liabilities	1,655	-
Loan payable to a related party	71,160	-
Due to related party (Note 3(b))	11,928	23,777

Total Liabilities	90,165	24,329

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.0001 par value
4,250,000 shares issued and outstanding	425	425

Additional Paid-in Capital	3,825	3,825

Donated Capital (Note 3(a))	24,500	16,400

Deficit Accumulated During the Development Stage	(66,802)	(44,720)

Total Stockholders’ Deficit	(38,052)	(24,070)

Total Liabilities and Stockholders’ Deficit	52,113	259

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated
	from	For the	For the	For the	For the
	August 20, 2004	Three	Three	Nine	Nine
	(Date of	Months	Months	Months	Months
	Inception)	ended	ended	ended	ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

General and administrative	53,997	2,971	2,745	9,277	8,805
Professional fees	11,150	11,150	-	11,150	-

Total Operating Expenses	65,147	14,121	2,745	20,427	8,805

Net Loss from Operations	(65,147)	(14,121)	(2,745)	(20,427)	(8,805)

Other Expense

Interest Expense	1,655	685	-	1,655	-

Net Loss	(66,802)	(14,806)	(2,745)	(22,082)	(8,805)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)	-

Weighted Average Shares Outstanding		4,250,000	4,250,000 4,250,000		4,250,000

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	August 20, 2004	Nine	Nine
	(Date of Inception)	Months ended	Months ended
	to July 31,	July 31,	July 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(66,802)	(22,082)	(8,805)

Adjustment to reconcile net loss to net cash used in
operating activities:

Donated expenses	24,500	8,100	8,100

Change in operating assets and liabilities:

Prepaid expenses	(10,000)	(10,000)	-
Accounts payable and accrued liabilities	7,077	6,525	-
Due to related party	11,928	(11,849)	(850)

Net Cash Used in Operating Activities	(33,297)	(29,306)	(1,555)

Financing Activities

Proceeds from loan payable to a related party	71,160	71,160	-
Proceeds from issuance of common stock	4,250	-	-

Net Cash Provided by Financing Activities	75,410	71,160	-

Increase (Decrease) in Cash	42,113	41,854	(1,555)

Cash - Beginning of Period	-	259	1,859

Cash - End of Period	42,113	42,113	304

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
July 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

1.	Development Stage Company

The Iberian Group Inc. (the "Company") was incorporated in the State of Delaware on August 20, 2004. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company offers investment real estate consulting services. These consulting services are designed to provide guidance in real estate transactions for North American buyers and others wishing to invest in exclusive foreign real estate.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2007, the Company has a working capital deficiency of $38,052 and has accumulated losses of $66,802 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates the Company will require approximately $180,000 for initial operational costs. The Company had $42,113 cash on hand at July 31, 2007. The Company currently has no revenues and must rely on the sale of equity securities and advances from related parties to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
July 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Advertising

The Company will expense advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

	h)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, loan payable and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
July 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to institute such plans. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)
July 31, 2007
(Expressed in U.S. dollars)
(Unaudited)

3.	Related Party Transactions

a)

During the nine month period ended July 31, 2007, the Company recognized a total of $3,600 (2006 - $3,600) for donated rent at $400 per month provided by the President of the Company. The Company also recognized $4,500 (2006 - $4,500) for donated consulting services at $500 per month provided the President. These amounts were recorded as donated capital and charged to operations.

b)

As at July 31, 2007, the Company owes $11,928 (October 31, 2006 - $23,777) to the President of the Company for expenses incurred on behalf of the Company. The amount is non-interest bearing, unsecured, and due on demand.

	c)	During the nine month period ended July 31, 2007, the Company received $71,160 from the President of the Company, bearing interest at 5% per annum and is payable by December 31, 2007.

As at July 31, 2007, accrued interest totalling $1,655 has been recorded in accrued liabilities. The loan proceeds were drawn on a line of credit provided by the Company’s President.

4.	Prepaid expenses

Prepaid expenses represent prepaid legal fees of $10,000 for preparation of the Company’s 10-SB Registration Statement (“10-SB”) filed with the Securities and Exchange Commission (“SEC”). The 10-SB was declared effective by the SEC on September 10, 2007.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a developmental stage company that has only recently begun our business operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues until 2008.

     We received our initial funding of $4,250 through the sale of common stock to our officer and director who purchased 1,000,000 shares of our common stock at $0.001 per share on August 20, 2004 and from 35 shareholders of the company who purchased 3,250,000 shares of common stock at $0.001 per share between August 22, 2004 and January 14, 2005.

     We are a real estate consulting company and we intend to generate revenue by being instrumental in the sales of development properties situated in Andalusia, Spain.

     We intend to become a full reporting company listed on the OTC Bulletin Board. Once we have achieved this status we will focus upon equity financing to raise necessary working capital. There is no assurance that additional financing will be available or if available, on terms that will be acceptable to the company.

     We have incurred losses since inception resulting in a net accumulated deficit of $66,802 at July 31, 2007.

     A significant component of our business strategy is the establishment and promotion of The Iberian Group brand in association with exclusive developer real estate products. If we do not establish a strong brand identity we may fail to build a client base or achieve significant revenues.

     Promoting The Iberian Group brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, positive client experience. To promote our brand, we expect to incur substantial expense related to advertising and other marketing efforts. We expect that developing a good reputation will be key to our success in developing a recognizable and trusted brand, which we believe can be achieved by providing a positive client experience. In order to provide a positive client experience, we expect to invest substantial sums in our marketing, sales fulfillment operations and client service operations.

     Our ability to provide a positive client experience is also dependent on external factors over which we may have little or no control. Our failure to provide our clients with positive experiences for any reason could substantially harm our reputation and prevent us from developing The Iberian Group as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new clients and maintain client relationships and, as a result, substantially harm our business and results of operations.

     Our sole officer and director has conflicts of interest in that he has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations. Because our sole officer and director, who is responsible for all our business activities, does not devote his full working time to operation and management of us, the implementation of our business plan may be impeded. Our sole officer and director has other obligations and time commitments, which will slow our operations and may reduce our financial results and as a result, may not be able to continue with our operations. Additionally, if and when our President becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to augment our team or if needs be to replace him in a timely manner. If this event should occur, we may not be able to reach profitability. Every effort will be made to recruit exemplary additions to our team as funds become available.

     We have incurred losses since inception resulting in a net accumulated deficit of $66,802 at July 31, 2007. Our auditors have issued a going concern opinion. This means that there is a substantial doubt regarding our ability to continue as a going concern.

Milestones

The following are our milestones for the next twelve months:

1.	Internet Presence, Advertising and Product Promotion - Maximum cost of $80,000. Time involved: 180 days.

2.	Administration establishment - Maximum cost of $30,000. Time involved: Initially 90 days and then ongoing.

3.	Recruitment and staffing - Maximum cost of $70,000. Time involved: Initially 60 days and then ongoing as needed.

     Currently, we do not have the funds necessary to complete our milestones or operated for the next twelve months. We intend to obtain the necessary funds by the sale of equity securities or through loans.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we will be seeking equity financing or loans to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

     We have not generated any revenues to date. Our accumulated deficit since inception is $66,802.

     We continue to seek additional funding to finance new activities, most likely from equity financing. The completion of such a transaction depends on our ability to find suitable investors. Our sole officer and director has agreed to provide funding to us through December 2008.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

     As of July 31, 2007, our total assets were $52,113 and our total liabilities were $90,165. We had $42,113 in cash.

ITEM 3.     CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these disclosure controls and procedures, that our disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of October, 2007.

THE IBERIAN GROUP INC.

BY:   THOMAS P. HAYWARD
         Thomas P. Hayward
         President, Principal Executive Officer,
         Secretary, Treasurer, Principal Financial
        Officer, Principal Accounting Officer, and
         sole Director.