Form 10QSB/A
period 2007-07-31
Iberian Group Inc.
filed 2007-12-27
CIK 1406279

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

The registrant is a Shell corporation. YES [X]     NO [   ]

=========================================================================================================================================

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of December, 2007.

THE IBERIAN GROUP INC.

BY:   THOMAS P. HAYWARD
         Thomas P. Hayward
         President, Principal Executive Officer,
         Secretary, Treasurer, Principal Financial
        Officer, Principal Accounting Officer, and
         sole Director.

EXHIBIT INDEX

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