Form 10KSB
period 2007-10-31
Iberian Group Inc.
filed 2008-02-11
CIK 1406279

=========================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52726

THE IBERIAN GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	None
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

10-1917 West 4th Avenue
Vancouver, British Columbia
Canada V6J 1M7
(Address of principal executive offices, including zip code.)

(604) 947-6946
(Registrant's telephone number, including area code)

The Company is a Shell company: YES [  ]    NO [X]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [  ]

=========================================================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year June 30, 2007: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 28, 2008: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 28, 2008: 4,250,000 shares of common stock.

FORWARD LOOKING STATEMENT

We make forward-looking statements in this annual report on Form 10-KSB. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Description of Business	4
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

	PART II
Item 5.	Market Price for the Registrant’s Common Equity and Related Stockholders Matters	11
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

	PART III
Item 7.	Financial Statements and Supplementary Data	14
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial	25
	Disclosure
Item 8A.	Controls and Procedures	25
Item 9.	Directors and Executive Officers, Promoters and Control Persons	25
Item 10.	Executive Compensation	27
Item 11.	Security Ownership of Certain Beneficial Owners and Management	28
Item 12.	Interest of Management and Others in Certain Transactions	28

	PART IV
Item 13.	Exhibits	29
Item 14.	Principal Accounting Fees and Services	29

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

     We were incorporated in Delaware on August 20, 2004 to engage in the business of real estate investment consulting with respects to properties located in Andalusia region of southern Spain. We have not started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Delaware is Harvard Business Services, Inc., 25 Greystone Manor, City of Lewes, County of Sussex, Delaware 19958. Our business office is located at10-1917 West 4th Avenue, Vancouver, British Columbia, Canada V6J 1M7 and our telephone number is (604) 947-6946.

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

     We have not started our operations and will not start operations until we are listed for trading on the Bulletin Board operated by the Federal Industry Regulatory Authority.

     We have not conducted any market research into the likelihood of success of our operations.

Background

     We intend to offer real estate consulting services to persons located in North America who are interested in investing in real estate located in the Andalusia region of southern Spain.

Services

     We intend to cater to the newly located or inexperienced real estate investor who do not have a preexisting relationship with a real estate agent in Spain. We will assist the investor by locating qualified local experts in the Andalusia region who will assist with issues relating to the purchase of real property in the Andalusia region. For providing such service, we will be paid a fee by our customer.

The Process

     The client will provide us with information. The information will include the area of Andelusia that the client desires to purchase property; the price range of the property being bought or sold; the type of property, commercial or residential; and, other conditions of the purchase and sale established by the client. The information will primarily be gathered via email, but telephone conversations and personal site visits will also be employed when necessary.

     Once all the relevant information and preferences are gathered, the process of matching the client to a qualified Andalusia real estate agent. Personal interviews with the real estate agent will be coordinated by us.

     In exchange for obtaining a qualified real estate agent, we will be paid a fee by the real estate agent for referring our client to him. The fee will be 25% to 50% of whatever commission the real estate agent receives on the transaction. We will have an executed blanket agreement with each real estate agent prior to introducing our client to the real estate agent.

     If a transaction is not consummated, no fee is due and payable.

Our website

     Currently our website is under development. We have hired an outside technology provider to develop our website. The technology provider company we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing analysis, auto responder, front page support, unlimited FTP access and hotmetal/miva script. The foregoing will allow us to promote the use of our services in an attractive fashion, and communicate with our clients on-line.

     Our website will become the virtual business card and portfolio for us as well as our online “home.” It will showcase the services we will supply and a portfolio of properties and the variety of advisory services that we will offer. Currently, we have no customers and there is no assurance we will ever have any customers.

     The website will be a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

     Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception on August 20, 2004. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based real estate referral center.

     The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Procedure for Doing Business with Us

1.	We will email, telephone or meet with the clients to get relevant questions answered relating to our advisory services.

2.	We will disclose our fee and have the client execute a written contract with us.

3.	We will find between one and three real estate agents in Spain and introduce the real estate agent to the client for consideration.

4.	Upon completion or a real estate transaction we will collect our fee from the referred real estate agent.

Marketing Strategy

     We intend to execute agreements with real estate agents in Spain. At the same time we intend to promote our service to the public. We will charge a fee for our service. The fee we will be paid by the real estate agent we introduce.

     We will offer direct advertising of our services on our website, by flyers and promotional material that we create for distribution by mailing and handouts at retail outlets.

     Other methods of communication will include:

-	Regular e-mailings to potential customers with updated company information and market changes
-	Direct mail brochures and newsletters
-	Publications - through newspapers and in the real estate section of local newspapers.
-	Community Newsletters
-	Informal marketing/networking activities such as joining organizations or attending conferences.

Customer-based marketing will include:

-	Emphasizing repeat sales to clients who have used our services
-	Additional sales facilitated by links to our website
-	Strategic partnerships such as cooperative advertising

Website Marketing Strategy

     Web marketing will start with our known contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue.

Initially, we intend to generate revenue from one source:

-	Fixed Fee - By charging a fixed fee of 25% to 50% of the Realtor’s commission on the purchase or sale of a tract of real estate.

     We intend to develop and maintain a database of all our clients and real estate agents in order to continuously build and expand our services.

     There is no assurance that we will be able to interest the public or real estate agents in participating in our services.

     The website will be the primary tool used to launch the service and deal with the clients. Not only will it begin the process of assessing the clients needs, it will also allow the clients the opportunity to peruse properties available on the market, determine how much mortgage they qualify for and a variety of other services.

Competition

     We face intense competition from numerous established real estate agents which places us at a competitive disadvantage since they are more established within their network. Many of these real estate agents have been working the referral business among themselves for years and will be reluctant to change the procedure of doing business. Many of these competitors will have greater customer bases, operating histories, financial, technical, personnel and other resources than we do at this time. There can be no assurances we will be able to break into this industry offering a new type of referral service.

     The real estate referral business as it exists now throughout Spain is highly competitive and is characterized by many individual real estate agents, large organized real estate companies and corporate relocation companies.

     Companies compete for the referral business based on personal contacts, services offered, and reputation and in some cases, cost.

     We do not currently have a competitive position in the Spanish real estate referral business. However, no such service, that we are aware of, has been successfully launched in the marketplace in Spain and it may very well fill an important niche such as it has done in the United States. We will have to develop our competitive position. It will be attempted primarily through the promotion and use of the web site. We will advertise in Spain’s real estate publications and contact and maintain ongoing communication with client base from previous relationships with our president.

Government Regulation

     As we are operating in the Andalusia region of southern Spain, there are no laws which prohibit us from receiving a fee for placing a client with a real estate agent located in Spain.

     We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

     We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Delaware. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Insurance

     We do not maintain any insurance relating to our business or operations.

Employees

     We are a start-up stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Risk Factors: You should consider the following risk factors before investing in our company.

     1. Because our auditors have issued a going concern opinion, we have to raise additional capital in order to commence operations. If we do not raise additional capital, we will not start our operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months. As of the date of the date of this annual report, we have not commenced operations. We have to raise additional capital in order to become operational. Because our officers and directors are unwilling to loan or advance any additional capital to us, except to prepare and file reports with the SEC, we will have to raise additional funds from unaffiliated third parties.

     2. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

     We were incorporated on August 20, 2004 and we have not started our proposed business operations or realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $99,897. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	being listed for trading on the Bulletin Board
*	raising additional capital
*	our ability to locate purveyors who will provide their services to our clients and to locate properties for resale to our clients
*	our ability to attract clients who will engage our services
*	our ability to generate revenues through the sale of our services

     Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     3. We do not have any clients and we cannot guarantee we will ever have any. Even if we obtain clients, there is no assurance that we will make a profit.

     We do not have any clients. Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

     4. We are solely dependent upon the funds to be raised in the future to start our business, the proceeds of which may be insufficient to achieve revenues. We may need to obtain additional financing which may not be available.

     We have not started our business. We need the to raise funds in order to start our operations. We believe we need to raise a minimum of $180,000 to initiate operations.

     5. Because we are small and do not have much capital, we must limit marketing of our services to potential known clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

     Because we are small and do not have much capital, we must limit marketing of our services. We will initially generate revenues through the sale of services. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

     6. Our services are subject to seasonal fluctuations and as a result there may be periods when we suspend operations.

     Seasonal fluctuations in the real estate market will adversely impact revenues and may impede future growth. Historically revenues in this area are strongest in the first and second quarters of the calendar year. Prolonged periods where there is a lack of revenue may cause cutbacks and create challenges for meaningful growth.

     7. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

     Our sole officer and director will only be devoting limited time to our operations. He will be devoting approximately 20 hours per week or 50% of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our sole officer and director. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

      8. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

     9. Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations.

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

     10. If Thomas P. Hayward resigns or dies without having found additional qualified administrative personnel, our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have only one officer and director. We are entirely dependent upon him in order conduct our operations. Further, we do not have key man insurance. If he should resign or die, without having hired qualified administrative personnel, we will suspend or cease operating entirely. In that event it is possible you could lose your entire investment.

     11. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

     12. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

ITEM 2.     DESCRIPTION OF PROPERTY

     We do not own any property.

     We lease office facilities at 10-1917 West 4th Avenue, Vancouver, British Columbia, Canada, from Mr. Hayward, our president on a month to month basis. Our monthly rental, donated by Mr. Hayward, is $200. Our telephone number is (604) 947-6946.

     We also lease office facilities at 95 Wilton Road, Suite 3, London, United Kingdom SW1V 1BZ from Mr. Hayward on a month to month basis. Our monthly rental, donated by Mr. Hayward, is $200. Our telephone number is 44 (845) 867-5925.

ITEM 3.     LEGAL PROCEEDINGS

     Neither we nor our sole officer and director are parties to any pending legal action and no legal action has been threatened against us or our sole officer and director.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a developmental stage company that has only recently begun our business operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues until 2008.

     We received our initial funding of $4,250 through the sale of common stock to our officer and director who purchased 1,000,000 shares of our common stock at $0.001 per share on August 20, 2004 and from 35 shareholders of the company who purchased 3,250,000 shares of common stock at $0.001 per share between August 22, 2004 and January 14, 2005

     We are a real estate consulting company and we intend to generate revenue by being instrumental in the sales of development properties situated in Andalusia Spain.

     We intend to become a full reporting company listed on the OTC Bulletin Board. Once we have achieved this status we will focus upon equity financing to raise necessary working capital. There is no assurance that additional financing will be available or if available, on terms that will be acceptable to the company.

     We have incurred losses since inception resulting in a net accumulated deficit of $99,897 at October 31, 2007.

     A significant component of our business strategy is the establishment and promotion of the Iberian Group brand in association with exclusive developer real estate products. If we do not establish a strong brand identity we may fail to build a client base or achieve significant revenues.

     Promoting the Iberian Group brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, positive client experience. To promote our brand we expect to incur substantial expense related to advertising and other marketing efforts. We expect that developing a good reputation will be key to our success in developing a recognizable and trusted brand, which we believe can be achieved by providing a positive client experience. In order to provide a positive client experience, we expect to invest substantial sums in our marketing, sales fulfillment operations and client service operations.

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

     Our sole officer and director has conflicts of interest in that he has other time commitments that will prevent him from devoting full-time to our operations, which may affect our operations. Because our sole officer and director, who is responsible for all our business activities, does not devote his full working time to operation and management of us, the implementation of our business plan may be impeded. Our sole officer and director has other obligations and time commitments, which will slow our operations and may reduce our financial results and as a result, may not be able to continue with our operations. Additionally, if and when our President becomes unable to handle the daily operations on his own, we may not be able to hire additional qualified personnel to augment our team or if needs be to replace him in a timely manner. If this event should occur, we may not be able to reach profitability. Every effort will be made to recruit exemplary additions to the Iberian Group team as funds become available.

     We have incurred losses since inception resulting in a net accumulated deficit of $99,897 on October 31, 2007. Our auditors have issued a going concern opinion. This means that there is a substantial doubt regarding our ability to continue as a going concern.

Milestones

     The following are our milestones for the next twelve months:

1.	Internet Presence, Advertising and Product Promotion - Maximum cost of $80,000. Time involved: 180 days.

2.	Administration establishment - Maximum cost of $30,000. Time involved: Initially 90 days and thence ongoing.

3.	Recruitment and staffing - Maximum cost of $70,000. Time involved: Initially 60 days and thence ongoing as needed.

     Currently, we do not have the funds necessary to complete our milestones or operated for the next twelve months. We intend to obtain the necessary funds by the sale of equity securities or through loans.

Limited Operating History; Need for Additional Capital

     There is a limited historical financial information about us upon which to base an evaluation of our performance. We are a start-up corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Activities

     We have not generated any revenues to date. Our accumulated deficit since inception is $99,897.

     We continue to seek additional funding to finance new activities, most likely from equity financing. The completion of such a transaction depends on our ability to find suitable investors. Our sole officer and director has agreed to provide funding to us through December 2008.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

PART III

ITEM 7.	FINANCIAL STATEMENTS.

The Iberian Group Inc.
(An Exploration Stage Company)
Financial Statements
October 31, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		F-1
FINANCIAL STATEMENTS
Balance Sheets		F-2
Statements of Operations		F-3
Statement of Stockholders’ Deficit		F-4
Statements of Cash Flows		F-5
NOTES TO THE FINANCIAL STATEMENTS		F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
The Iberian Group Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of The Iberian Group Inc. (A Development Stage Company) as of October 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated from August 30, 2004 (Date of Inception) to October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Iberian Group Inc. (A Development Stage Company) as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and accumulated from August 30, 2004 (Date of Inception) to October 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue, has a working capital deficit and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 15, 2008

The Iberian Group Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	October 31,
	2007	2006
	$	$
ASSETS

Cash	29,445	259

Total Assets	29,445	259

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	3,086	552
Accrued liabilities (Note 3(b))	3,718	–
Due to related party (Note 3(b))	91,088	23,777

Total Liabilities	97,892	24,329

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.0001 par value
4,250,000 shares issued and outstanding	425	425

Additional Paid-in Capital	3,825	3,825

Donated Capital (Note 3(a))	27,200	16,400

Deficit Accumulated During the Development Stage	(99,897)	(44,720)

Total Stockholders’ Deficit	(68,447)	(24,070)

Total Liabilities and Stockholders’ Deficit	29,445	259

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	August 20, 2004	Year	Year
	(Date of Inception)	ended	ended
	to October 31,	October 31,	October 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative (Note 3(a))	97,345	52,625	25,590

Total Operating Expenses	97,345	52,625	25,590

Net Loss from Operations	(97,345)	(52,625)	(25,590)

Other Expense

Interest expense (Note 3(b))	(2,552)	(2,552)	–

Net Loss	(99,897)	(55,177)	(25,590)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		4,250,000	4,250,000

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated from	For the	For the
	August 20, 2004	Year	Year
	(Date of Inception)	ended	ended
	to October 31,	October 31,	October 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss	(99,897)	(55,177)	(25,590)

Adjustment to reconcile net loss to net cash used in
operating activities:

Donated expenses	27,200	10,800	10,800

Changes in operating assets and liabilities:

Accounts payable	3,086	2,534	552
Accrued liabilities	3,718	3,718	–
Due to related party	19,928	(3,849)	12,638

Net Cash Used in Operating Activities	(45,965)	(41,974)	(1,600)

Financing Activities

Advances from a related party	71,160	71,160	–
Proceeds from issuance of common stock	4,250	–	–

Net Cash Provided by Financing Activities	75,410	71,160	–

Increase (Decrease) in Cash	29,445	29,186	(1,600)

Cash – Beginning of Period	–	259	1,859

Cash – End of Period	29,445	29,445	259

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

The Iberian Group Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from August 20, 2004 (Date of Inception) to October 31, 2007
(Expressed in U.S. dollars)

						Deficit
						Accumulated
			Additional	Stock		During the
			Paid-in	Subscriptions	Donated	Development
	Shares	Amount	Capital	Receivable	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – August 20, 2004 (Date
of Inception)	–	–	–	–	–	–	–

Common stock issued for cash at
$0.001 per share	2,500,000	250	2,250	(2,500)	–	–	–

Donated expenses	–	–	–	–	800	–	800

Net loss for the period	–	–	–	–	–	(3,691)	(3,691)

Balance – October 31, 2004	2,500,000	250	2,250	(2,500)	800	(3,691)	(2,891)

Common stock issued for cash at
$0.001 per share	1,750,000	175	1,575	2,500	–	–	4,250

Donated expenses	–	–	–	–	4,800	–	4,800

Net loss for the year	–	–	–	–	–	(15,439)	(15,439)

Balance – October 31, 2005	4,250,000	425	3,825	–	5,600	(19,130)	(9,280)

Donated expenses	–	–	–	–	10,800	–	10,800

Net loss for the year	–	–	–	–	–	(25,590)	(25,590)

Balance – October 31, 2006	4,250,000	425	3,825	–	16,400	(44,720)	(24,070)

Donated expenses	–	–	–	–	10,800	–	10,800

Net loss for the year	–	–	–	–	–	(55,177)	(55,177)

Balance – October 31, 2007	4,250,000	425	3,825	–	27,200	(99,897)	(68,447)

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2007, the Company has a working capital deficiency of $68,447 and has accumulated losses of $99,897 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates the Company will require approximately $180,000 for initial operational costs. The Company had $29,445 in cash on hand at October 31, 2007. The Company currently has no revenue and must rely on the sale of equity securities and advances from related parties to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is October 31.

	b)	Use of Estimates

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

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti- dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, and amount due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in a foreign currency and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 in fiscal 2007 did not have a material effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Transactions

a)

During the year ended October 31, 2007, the Company recognized a total of $4,800 (2006 - $4,800) for donated rent at $400 per month provided by the President of the Company. The Company also recognized $6,000 (2006 - $6,000) for donated management fees at $500 per month provided by the President. These amounts were recorded as donated capital and charged to operations. During the year ended October 31, 2007, the Company paid management fees of $8,000 (2006 - $nil) to the President of the Company.

b)

As at October 31, 2007, the Company owes $19,928 (2006 - $23,777) to the President of the Company for expenses incurred on behalf of the Company and accrued management fees. The amount is non-interest bearing, unsecured, and due on demand. During the year ended October 31, 2007, the Company received $71,160 from the President of the Company, bearing interest at 5% per annum and is due on December 31, 2007. As at October 31, 2007, accrued interest totalling $2,552 has been recorded in accrued liabilities.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. dollars)

4.   Income Taxes

The Company has incurred net operating losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2004	$2,891	2024
2005	10,639	2025
2006	14,790	2026
2007	44,377	2027

	$72,697

The reconciliation of income tax attributable to continuing operations computed at the statutory tax rate of 35% to income tax expense is:

	2007	2006
	$	$

Income tax benefit computed at statutory rates	19,312	8,957
Donated expenses	(3,780)	(3,780)
Change in valuation allowance	(15,532)	(5,177)

Provision for income taxes	–	–

The significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2007	2006
	$	$

Deferred income tax assets

Net operating losses carried forward	25,444	9,912

Valuation allowance	(25,444)	(9,912)

Net deferred income tax asset	–	–

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating or compensation committees. It does have audit and disclosure committees.

Background of officers and directors

     The following table sets forth the name, age and position of each of our sole officer and director:

Name	Age	Position
Thomas P. Hayward	58	president, principal executive officer,
		secretary, treasurer principal financial officer,
		principal accounting officer, and sole director

     Thomas P. Hayward has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors since inception on August 20, 2004. From January 2002 to September 2005, Mr. Hayward was a director of the Montpellier Group located at Unit #103, 111 West Broadway, Vancouver, BC. The Montpellier Group was engaged in the business of consulting and business coaching. He was active as a director in addition to providing some consulting services to clients. From January 2001 to July 2002, Mr. Hayward was a director and treasurer of Viral Genetics, Inc. located at 1321 Mountain View Circle, Azusa, CA 91702. Viral Genetics, Inc. is engaged in the business of medical research into prevention or alleviation of HIV and AIDS related ilnesses. He was responsible for directorship and treasurer duties. From April 1998 to January 2001, Mr. Hayward was president of 5 Starliving Online, Inc. 5 Starliving Online, Inc. was located at 301 West 1st Avenue, Vancouver, BC. The company was engaged in the business of showcasing and marketing of exclusive goods and services to wealthy international consumers via a family of internet portals. He was CEO responsible for the general day to day operations of the company. From September 1997 to December 1998, Mr. Hayward was investor relations counsel to Europa Resources, Inc. located at 200 Granville Street Vancouver, BC. Europa Resources, Inc. was engaged in the business of developing industrial resources in the Ukraine. He assisted in obtaining a greater public awareness of the company and its activities. From March 1994 to September 1997, Mr. Hayward was investor relations counsel to Datotech Systems, Inc. located at 625 Seymour Street, Vancouver BC. Datotech Systems, Inc. was engaged in the business of developing software to operate hand held computer peripherals. He was responsible for creating greater public awareness of the company and its research.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this registration statement.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached to this registration statement.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of the disclosure committee charter is attached to this registration statement.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are current with respect to all reports filed pursuant to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. Our fiscal year end is October 31.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Thomas P. Hayward	2007	8,000	0	0	0	0	0	0	8,000
President, Treasurer,	2006	0	0	0	0	0	0	0	0
and Secretary	2005	2,140	0	0	0	0	0	0	2,140

     Paul Hayward was paid compensation of $2,140 for the year ending October 31, 2005.

     All of the compensation paid to our officers has been disclosed.

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year ended October 31, 2007

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Thomas P. Hayward	0	0	0	0	0	0	0

     All compensation received by the officers and directors has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Compensation of Directors

     We do not have any plans to pay directors any compensation in 2008.

Employment Contracts

     We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 10-1917 West 4th Avenue, Vancouver, British Columbia V6J 1M7.

			Amount and
	Name of		Nature of	Percent of
Title of Class	Beneficial Owner	Position with Company	Ownership	Class
Common Stock	Thomas P. Hayward [1]	president, principal executive	1,000,000	23.53%
		officer, secretary, treasurer,
		principal financial officer,
		principal accounting officer,
		and sole director

All current officers and directors as a group
(1 person)			1,000,000	23.53%

Common Stock	Dona Loui		500,000	11.76%
	10-1917 West 4th Avenue		Direct
	Vancouver, British Columbia
	Canada

[1]  The person named above is our only promoter.

ITEM 12.     INTEREST OF MANAGEMENT AND OTHER IN CERTAIN TRANSACTIONS

     In August 2004, we issued 1,000,000 shares of common stock to Thomas P. Hayward in consideration of $1,000.00. This was accounted for as a purchase of stock.

     We lease office facilities at 10-1917 West 4th Avenue, Vancouver, British Columbia, Canada, from Mr. Hayward, our president on a month to month basis. Our monthly rental, donated by Mr. Hayward, is $200. Our telephone number is (604) 947-6946.

     We also lease office facilities at 95 Wilton Road, Suite 3, London, United Kingdom SW1V 1BZ from Mr. Hayward on a month to month basis. Our monthly rental, donated by Mr. Hayward, is $200. Our telephone number is 44 (845) 867-5925.

PART IV.

ITEM 13.     EXHIBITS

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	7/12/07	3.1
3.2	Bylaws.	10-SB	7/12/07	3.2
4.1	Specimen Stock Certificate.	10-SB	7/12/07	4.1
14.1	Code of Ethics.	10-SB	7/12/07	14.1
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).
99.1	Audit Committee Charter.	10-SB	7/12/07	99.1
99.2	Disclosure Committee Charter.	10-SB	7/12/07	99.2

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007		$10,250	Manning Elliott LLP
2006	$	nil	Manning Elliott LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$	nil	Manning Elliott LLP
2006	$	nil	Manning Elliott LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$	nil	Manning Elliott LLP
2006	$	nil	Manning Elliott LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$	nil	Manning Elliott LLP
2006	$	nil	Manning Elliott LLP

(5)  Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)  The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 11th day of February, 2008.

THE IBERIAN GROUP INC.

BY:   THOMAS P. HAYWARD
         Thomas P. Hayward
         President, Principal Executive Officer, Principal
         Financial Officer, Principal Accounting Officer,
         Secretary, Treasurer, and sole Director.

EXHIBIT INDEX

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	7/12/07	3.1
3.2	Bylaws.	10-SB	7/12/07	3.2
4.1	Specimen Stock Certificate.	10-SB	7/12/07	4.1
14.1	Code of Ethics.	10-SB	7/12/07	14.1
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).
99.1	Audit Committee Charter.	10-SB	7/12/07	99.1
99.2	Disclosure Committee Charter.	10-SB	7/12/07	99.2