Form 10KSB/A
period 2007-10-31
Iberian Group Inc.
filed 2008-02-22
CIK 1406279

=========================================================================================================================================

FORM 10-KSB/A-1

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

The Company is a Shell company: YES [X]    NO [  ]

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

     The following is a complete list of exhibits filed as part of this amended annual report:

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 21st day of February, 2008.

THE IBERIAN GROUP INC.

BY:   THOMAS P. HAYWARD
         Thomas P. Hayward
         President, Principal Executive Officer, Principal
         Financial Officer, Principal Accounting Officer,
         Secretary, Treasurer, and sole Director.

EXHIBIT INDEX

     The following is a complete list of exhibits filed as part of this amended annual report:

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