Form 10-Q
period 2008-01-31
Iberian Group Inc.
filed 2008-03-17
CIK 1406279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52726

THE IBERIAN GROUP INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

10-1917 West 4th Avenue
Vancouver, British Columbia
Canada V6J 1M7
(Address of principal executive offices, including zip code.)

(604) 947-6946
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,250,000 as of March 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The Iberian Group Inc.
(A Development Stage Company)

January 31, 2008

The Iberian Group Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	January 31,	October 31,
	2008	2007
	$	$
	(unaudited)

ASSETS

Cash	16,791	29,445

Total Assets	16,791	29,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	3,480	3,086
Accrued liabilities (Note 3(b))	9,396	3,718
Due to related party (Note 3(b))	83,721	91,088

Total Liabilities	96,597	97,892

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.0001 par value
4,250,000 shares issued and outstanding	425	425

Additional Paid-in Capital	3,825	3,825

Donated Capital (Note 3(a))	29,900	27,200

Deficit Accumulated During the Development Stage	(113,956)	(99,897)

Total Stockholders’ Deficit	(79,806)	(68,447)

Total Liabilities and Stockholders’ Deficit	16,791	29,445

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	August 20, 2004	Three	Three
	(Date of Inception)	Months ended	Months ended
	to January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Operating Expenses

General and administrative (Note 3(a))	110,507	13,162	3,444

Total Operating Expenses	110,507	13,162	3,444

Net Loss from Operations	(110,507)	(13,162)	(3,444)

Other Expense

Interest expense (Note 3(b))	(3,449)	(897)	(434)

Net Loss	(113,956)	(14,059)	(3,878)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Shares Outstanding	–	4,250,000	4,250,000

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the
	August 20, 2004	Three	Three
	(Date of Inception)	Months ended	Months ended
	to January 31,	January 31,	January 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(113,956)	(14,059)	(3,878)

Adjustment to reconcile net loss to net cash used in
operating activities:

Donated expenses	29,900	2,700	2,700

Changes in operating assets and liabilities:

Accounts payable	3,480	394	178
Accrued liabilities	8,500	4,782	–
Due to related party	13,457	(6,471)	(11,415)

Net Cash Used in Operating Activities	(58,619)	(12,654)	(12,415)

Financing Activities

Advances from a related party	71,160	–	43,989
Proceeds from issuance of common stock	4,250	–	–

Net Cash Provided by Financing Activities	75,410	–	43,989

Increase (Decrease) in Cash	16,791	(12,654)	31,574

Cash – Beginning of Period	–	29,445	259

Cash – End of Period	16,791	16,791	31,833

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2008, the Company has a working capital deficiency of $79,806 and has accumulated losses of $113,956 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates the Company will require approximately $180,000 for initial operational costs. The Company had $16,791 in cash on hand at January 31, 2008. The Company currently has no revenue and must rely on the sale of equity securities and advances from related parties to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
January 31, 2008
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

a)

During the three month period ended January 31, 2008, the Company recognized a total of $1,200 (January 31, 2007 - $1,200) for donated rent at $400 per month provided by the President of the Company. The Company also recognized $1,500 (January 31, 2007 - $1,500) for donated management fees at $500 per month provided by the President. These amounts were recorded as donated capital and charged to operations. During the three month period ended January 31, 2008, the Company incurred management fees of $800 (January 31, 2007 - $nil) to the President of the Company.

b)

As at January 31, 2008, the Company owes $12,561 (January 31, 2007 - $11,928) to the President of the Company for expenses incurred on behalf of the Company and accrued management fees. The amount is non-interest bearing, unsecured, and due on demand. During the year ended October 31, 2007, the Company received $71,160 from the President of the Company, bearing interest at 5% per annum, and due December 31, 2007. On February 12, 2008, the Company agreed to extend the maturity date to December 31, 2008 and to increase the interest to 15% per annum effective March 1, 2008. As at January 31, 2008, accrued interest totalling $3,449 (October 31, 2007 - $2,552) has been recorded in accrued liabilities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a developmental stage company that has only recently begun our business operations. We have not generated any revenues from our intended business activities, and we do not expect to generate revenues until 2009.

     We received our initial funding of $4,250 through the sale of common stock to our officer and director who purchased 1,000,000 shares of our common stock at $0.001 per share on August 20, 2004 and from 35 shareholders of the company who purchased 3,250,000 shares of common stock at $0.001 per share between August 22, 2004 and February 25, 2005.

     We are a real estate consulting company and we intend to generate revenue by being instrumental in the sales of development properties situated in Andalusia, Spain.

     We are in the process of becoming a full reporting company listed on the OTC Bulletin Board. Once we have achieved this status we will focus upon equity financing to raise necessary working capital. There is no assurance that additional financing will be available or if available, on terms that will be acceptable to the company.

     We have incurred losses since inception resulting in a net accumulated deficit of $113,956 at January 31, 2008.

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

     We have incurred losses since inception resulting in a net accumulated deficit of $113,956 at January 31, 2008. Our auditors have issued a going concern opinion. This means that there is a substantial doubt regarding our ability to continue as a going concern.

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

     Currently, we do not have the funds necessary to complete our milestones or operate for the next twelve months. We intend to obtain the necessary funds by the sale of equity securities or through loans.

Limited Operating History; Need for Additional Capital

     There is a limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

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

Results of Activities

     We have not generated any revenues to date. Our accumulated deficit since inception is 113,956.

     We have begun promoting our business and are seeking clients at the present time. As of the date hereof, we do not have any clients.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

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

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 17th day of March, 2008.

THE IBERIAN GROUP INC.

BY:   THOMAS P. HAYWARD
         Thomas P. Hayward
         President, Principal Executive Officer,
         Principal Financial Officer, Principal
         Accounting Officer, Secretary,
         Treasurer, and sole Director.

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	7/12/07	3.1
3.2	Bylaws.	10-SB	7/12/07	3.2
4.1	Specimen Stock Certificate.	10-SB	7/12/07	4.1
14.1	Code of Ethics.	10-SB	7/12/07	14.1
31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).
99.1	Audit Committee Charter.	10-SB	7/12/07	99.1
99.2	Disclosure Committee Charter.	10-SB	7/12/07	99.2