Form 10-Q
period 2008-04-30
Iberian Group Inc.
filed 2008-06-13
CIK 1406279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,250,000 as of June 12, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The Iberian Group Inc.
(A Development Stage Company)

April 30, 2008

The Iberian Group Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	October 31,
	2008	2007
	$	$
	(unaudited)
ASSETS

Cash	13,855	29,445

Total Assets	13,855	29,445

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	12,642	3,086
Accrued liabilities (Note 3(b))	5,515	3,718
Due to related party (Note 3(b))	83,721	91,088

Total Liabilities	101,878	97,892

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: 100,000,000 shares authorized, $0.0001 par value
4,250,000 shares issued and outstanding	425	425

Additional Paid-in Capital	3,825	3,825

Donated Capital (Note 3(a))	32,600	27,200

Deficit Accumulated During the Development Stage	(124,873)	(99,897)

Total Stockholders’ Deficit	(88,023)	(68,447)

Total Liabilities and Stockholders’ Deficit	13,855	29,445

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated from	For the	For the	For the	For the
	August 20, 2004	Three	Three	Six	Six
	(Date of Inception)	Months ended	Months ended	Months ended	Months ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Operating Expenses

General and administrative (Note 3(a))	119,358	8,851	2,862	22,013	6,306

Total Operating Expenses	119,358	8,851	2,862	22,013	6,306

Net Loss from Operations	(119,358)	(8,851)	(2,862)	(22,013)	(6,306)

Other Expense

Interest expense (Note 3(b))	(5,515)	(2,066)	(536)	(2,963)	(970)

Net Loss	(124,873)	(10,917)	(3,398)	(24,976)	(7,276)

Net Loss Per Share – Basic and Diluted	–	–	–	(0.01)	–

Weighted Average Shares Outstanding	–	4,250,000	4,250,000	4,250,000	4,250,000

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)
	Accumulated from	For the	For the
	August 20, 2004 (Date	Six	Six
	of Inception)	Months ended	Months ended
	to April 30,	April 30,	April 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(124,873)	(24,976)	(7,276)

Adjustment to reconcile net loss to net cash used in operating activities:

Donated expenses	32,600	5,400	5,400

Changes in operating assets and liabilities:

Accounts payable	12,642	9,556	340
Accrued liabilities	5,515	1,797	970
Due to related party	12,561	(7,367)	(11,849)

Net Cash Used in Operating Activities	(61,555)	(15,590)	(12,415)

Financing Activities

Advances from a related party	71,160	–	43,989
Proceeds from issuance of common stock	4,250	–	–

Net Cash Provided by Financing Activities	75,410	–	43,989

Increase (Decrease) in Cash	13,855	(15,590)	31,574

Cash – Beginning of Period	–	29,445	259

Cash – End of Period	13,855	13,855	31,833

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2008, the Company has a working capital deficiency of $88,023 and has accumulated losses of $124,873 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates the Company will require approximately $180,000 for initial operational costs. The Company had $13,855 in cash on hand at April 30, 2008. The Company currently has no revenue and must rely on the sale of equity securities and advances from related parties to fund operations. The Company will require additional funding from the sale of equity or debt financing to meet future estimated expenditures over the next twelve months. The Company does not have any arrangements in place for any future equity or debt financings, and there is no assurance that the Company will be able to obtain the necessary financings to complete its objectives.

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

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

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

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Financial Instruments

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

	h)	Income Taxes

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

	i)	Foreign Currency Translation

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

	j)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

The Iberian Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

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

a)

During the six month period ended April 30, 2008, the Company recognized a total of $2,400 (April 30, 2007 - $2,400) for donated rent at $400 per month provided by the President of the Company. The Company also recognized $3,000 (April 30, 2007 - $3,000) for donated management fees at $500 per month provided by the President. These amounts were recorded as donated capital and charged to operations. During the six month period ended April 30, 2008, the Company incurred management fees of $800 (April 30, 2007 - $nil) to the President of the Company.

b)

As at April 30, 2008, the Company owes $12,561 (October 31, 2007 - $19,928) to the President of the Company for expenses incurred on behalf of the Company and accrued management fees. The amount is non-interest bearing, unsecured, and due on demand. During the year ended October 31, 2007, the Company received $71,160 from the President of the Company, bearing interest at 5% per annum, and due December 31, 2007. On February 12, 2008, the Company agreed to extend the maturity date to December 31, 2008 and to increase the interest to 15% per annum effective March 1, 2008. As at April 30, 2008, accrued interest totalling $5,515 (October 31, 2007 - $2,552) has been recorded in accrued liabilities.

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

     We have incurred losses since inception resulting in a net accumulated deficit of $124,873 at April 30, 2008.

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

     We have incurred losses since inception resulting in a net accumulated deficit of $124,873 at April 30, 2008. Our auditors have issued a going concern opinion. This means that there is a substantial doubt regarding our ability to continue as a going concern.

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

Results of Activities

     We have not generated any revenues to date. Our accumulated deficit since inception is $124,873.

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

ITEM 1A.   RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 12th day of June, 2008.

THE IBERIAN GROUP INC.

BY:   THOMAS P. HAYWARD
         Thomas P. Hayward
         President, Principal Executive Officer,
         Principal Financial Officer, Principal
         Accounting Officer, Secretary, Treasurer,
         and sole Director.

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	7/12/07	3.1
3.2	Bylaws.	10-SB	7/12/07	3.2
4.1	Specimen Stock Certificate.	10-SB	7/12/07	4.1
14.1	Code of Ethics.	10-SB	7/12/07	14.1
31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to Section 302 of the Sarbanes-
	Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-				X
	Oxley Act of 2002 for the Chief Executive Officer and
	Chief Financial Officer.
99.1	Audit Committee Charter.	10-SB	7/12/07	99.1
99.2	Disclosure Committee Charter.	10-SB	7/12/07	99.2